Form 10-K
period 2019-05-31
NORTHWEST OIL & GAS TRADING COMPANY, INC.
filed 2019-09-16
CIK 1762533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to             _

Commission file number: 333-229036

NORTHWEST OIL & GAS TRADING COMPANY, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	82-3552932
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4650 Wedekind Road, #2
Sparks, Nevada 89431

 (Address of Principal Executive Offices and Zip Code)

(775) 882-7549

Registrant’s telephone number, including area code)

 Securities registered pursuant to Section 12(b) of the Act:

(Title of Each Class)	(Name of Each Exchange on Which Registered)
Common Stock, par value $0.001 per share	None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒ Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: Not Applicable

As of September 13, 2019, there were outstanding 21,410,000 shares of the registrant’s common stock, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Certain documents contained in our Registration Statement on Form S-1, as amended, SEC File No. 333-229036 and declared effective on June 14, 2019, are hereby incorporated by reference.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” that involve substantial risks and uncertainties. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including, but not limited to, statements regarding our expectations, beliefs, intentions, strategies, future operations, future financial position, future revenue, projected expenses, and plans and objectives of management. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “should,” “could,” “can,” “predict,” “potential,” “continue,” “objective,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements reflect our current views about future events and involve known risks, uncertainties, and other factors that may cause our actual results, levels ofactivity, performance, or achievement to be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section entitled “Risk Factors” included in this Annual Report on Form 10-K. Furthermore, such forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. We qualify all of our forward-looking statements by these cautionary statements. In addition, the industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the section entitled “Risk Factors.” These and other factors could cause our results to differ materially from those expressed in this Annual Report on Form 10-K.

Unless otherwise indicated, information contained in this Annual Report on Form 10-K concerning our industry and the markets in which we operate, including our general expectations and market position, market opportunity, and market size, is based on information from various sources, on assumptions that we have made that are based on those data and other similar sources, and on our knowledge of the markets for our services. This data involves a number of assumptions and limitations, and you are cautionednot to give undue weight to such estimates. In addition, projections, assumptions, and estimates of our future performance and the future performance of the industry in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the section entitled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. These and other factors could cause results to differ materially from those expressed in the estimates made by third parties and by us.

Unless the context otherwise requires, references in this Annual Report on Form 10-K to the “NWOG,” “Company,” “our Company,” “we,” “us,” and “our” refer to Northwest Oil & Gas Trading Company, Inc. and, when appropriate, its subsidiaries.

ii

PART I

ITEM 1.	BUSINESS

Company Summary

Northwest Oil & Gas Trading Company, Inc. (“NWOG”, the “Company” “we” or “us”) is a development stage company. We were incorporated under the laws of the state of Nevada on April 7, 2017. We are in the business of oil and gas exploration. On December 21, 2017, we formalized an agreement whereby we were assigned partial interest in two (2) operating oil and gas leases in Warren County, Kentucky. Two additional leases were assigned to us on April 24, 2018. Our fiscal year end is May 31. The leases cover a total of nine (9) wells.

There is a little oil production from the 9 wells located at our leases. The wells currently show a production of 5 to 10 BBLS of oil per month per well. Current production can be increased with a sensible re-work and cleaning of the wells on these leases.

Enhanced fracking techniques according to field workers such as using nitrogen with the acid-frac procedure greatly enhances the reservoir stimulation with many wells that would be considered low producers and can be ramped up to produce 50 to 100 BBLS per month per well merely by use of nitrogen and especially via staged fracking.

We are a development stage company that has generated no revenues and has had limited operations to date. At May 31, 2019, the Company has not yet recorded any revenues, has a working capital deficit of $322,906, and has an accumulated deficit of $348,006. As of May 31, 2019, we had $1,020 in current assets and current liabilities of $323,926. Through May 31, 2019, we have issued an aggregate of 21,410,000 shares of our common stock since our inception. We issued 21,000,000 shares of our common stock to three (3) founding shareholders for services in connection with the formation and organization of the Company. We issued a total of 410,000 shares of our common stock to forty-one (41) separate foreign shareholders on March 31, 2017, pursuant to a private placement of our common stock exempt from registration under Regulation S of the Securities Act of 1933, for total proceeds of approximately $4,100. Except for acquisition of the four (4) leases described above, since our inception we have not made any significant purchase or sale of assets, nor have we been involved in any mergers, acquisitions or consolidations.

Business Overview

NWOG currently holds ownership in the following nine (9) wells:

●	Hardcastle 1 Well

7% Overriding Royalty Interest

25% Working Interest

10% Net Revenue Interest

●	Whittaker 1 and 2 wells

5% Overriding Royalty Interest

100% Working Interest

60% Net Revenue Interest

●	Daviess Wells 1 and 2

71% Working Interest

51% Net Revenue Interest

●	Ennis 4 wells

71% Working Interest

51% Net Revenue Interest

This wells are operated by Magna Bures Oil, LLC.

Our plan is to develop the above mentioned oil wells within the next twelve (12) months and to increase the oil production by enhancement procedures. Further to start a drilling program to drill ten (10) new wells within the coming twenty-four months.

The following chart provides an overview of our budgeted expenditures by significant area of activity over the next twelve (12) months as well over the next twenty-four (24) months, assuming we are able to attract sufficient debt or equity financing. We anticipate that we shall need to raise an additional $550,500 in debt or equity financing in the next twelve (12) months to meet our objectives and execute our business plan. There can be no assurance that we will be able to attract financing and we may be required to scale back operations accordingly.

	Month 1-3	Month 4-6	Month 7-9	Month 10-12	Total

Expenditures
Payroll	$0	$3,000	$6,000	$6,000	$15,000
Travel	$2,500	$5,000	$2,500	$2,500	$12,500
Accounting	$3,000	$3,000	$3,000	$3,000	$12,000
Legal	$8,000	$4,000	$2,000	$2,000	$16,000
Auditing	$3,000	$3,000	$3,000	$3,000	$12,000
Oil Field
Operator	$1,500	$1,500	$1,500	$1,500	$6,000
Maintenance	$3,000	$3,000	$3,000	$3,000	$12,000
Work over	$10,000	$10,000	$0	$0	$20,000
New drilling	$0	$0	$200,000	$200,000	$400,000
Marketing
Promotion	$9,000	$6,000	$3,000	$3,000	$21,000
Investor Relations	$6,000	$6,000	$6,000	$6,000	$24,000

Sum	$46,000	$44,500	$230,000	$230,000	$550,500

Earnings
Sale of oil
Hardcastle	$0	$1,500	$1,500	$1,500	$4,500
Whittaker	$1,800	$5,400	$10,000	$12,500	$29,700
Daviess	$1,500	$4,500	$9,000	$9,000	$24,000
Ennies	$4,500	$16,800	$16,800	$16,800	$54,900
New well 1			$12,000	$18,000	$30,000
New well 2			$12,000	$18,000	$30,000
New well 3				$12,000	$12,000
New well 4				$12,000	$12,000
New well 5
New well 6
New well 7
New well 8
New well 9
New well 10

Sum	$7,800	$28,200	$61,300	$99,800	$143,100

	Month 13-15	Month 16-18	Month 19-21	Month 22-24	Total

Expenditures
Payroll	$6,000	$6,000	$9,000	$9,000	$30,000
Travel	$2,500	$2,500	$2,500	$2,500	$10,000
Accounting	$3,000	$3,000	$3,000	$3,000	$12,000
Legal	$2,000	$2,000	$2,000	$2,000	$8,000
Auditing	$3,000	$3,000	$3,000	$3,000	$12,000
Oil Field
Operator	$1,500	$1,500	$1,500	$1,500	$6,000
Maintenance	$3,000	$3,000	$3,000	$3,000	$12,000
Work over	$10,000	$0	$0	$0	$10,000
New drilling	$225,000	$225,000	$0	$0	$450,000
Marketing
Promotion	$3,000	$3,000	$3,000	$3,000	$12,000
Investor Relations	$6,000	$6,000	$6,000	$6,000	$24,000

Sum	$265,000	$255,000	$33,000	$33,000	$586,000

Earnings
Sale of oil
Hardcastle	$1,500	$1,500	$1,500	$1,500	$6,000
Whittaker	$12,500	$12,500	$12,500	$12,500	$50,000,00
Daviess	$9,000	$9,000	$9,000	$9,000	$36,000
Ennies	$16,800	$16,800	$16,800	$16,800	$67,200
New well 1	$18,000	$18,000	$18,000	$18,000	$72,000,00
New well 2	$18,000	$18,000	$18,000	$18,000	$72,000
New well 3	$18,000	$18,000	$18,000	$18,000	$72,000
New well 4	$18,000	$18,000	$18,000	$18,000	$72,000
New well 5	$12,000	$18,000	$18,000	$18,000	$66,000
New well 6	$12,000	$18,000	$18,000	$18,000	$66,000
New well 7	$12,000	$18,000	$18.000	$18,000	$66,000
New well 8		$12,000	$18,000	$18,000	$48,000
New well 9		$12,000	$18,000	$18,000	$48,000
New well 10		$12,000	$18,000	$18,000	$48,000

Sum	$147,800	$201,800	$219,800	$219,800	$789,200

Property and Facilities

We do not own or lease any real property or facilities. Our Chief Executive Officer provides office space for the Company in Malsch, Germany at no cost to the Company.

Dependence on One or a Few Major Customers

We do not anticipate dependence on one or a few major customers for at least the next twelve (12) months or the foreseeable future.

Environmental Regulations

Our operations and properties are subject to extensive and changing federal, state, tribal and local laws and regulations relating to protection of the environment, wildlife protection, historic preservation and health and safety. The recent trend in environmental legislation and regulation is generally toward stricter standards, and we expect that this trend will continue. Among other things, these laws and regulations:

●	require the acquisition of permits or other authorizations before construction, drilling and certain other activities;
●	require environmental reviews and assessments of proposed actions prior to the issuance of permits or the granting of governmental approvals;
●	limit or prohibit construction, drilling and other activities on specified lands within wilderness and other protected areas; and
●	impose substantial liabilities for pollution resulting from our operations.

The various environmental permits required for our operations may be subject to revocation, modification and renewal by issuing authorities. Governmental authorities have the power to enforce their regulations, and violations are subject to fines or injunctions, or both. We believe that we are in substantial compliance with current applicable environmental laws and regulations, and have no material commitments for capital expenditures to comply with existing environmental requirements. Nevertheless, changes in existing environmental laws and regulations or interpretations thereof could have a significant impact on us, as well as the oil and natural gas industry in general. The following is a summary of the more significant existing environmental, health and safety laws and regulations to which our business operations are subject and for which compliance may have a material adverse impact on our capital expenditures, results of operations or financial position.

The Comprehensive Environmental, Response, Compensation, and Liability Act, or CERCLA, and comparable state statutes impose strict, joint and several liability on owners and operators of sites and on persons who disposed of or arranged for the disposal of “hazardous substances” found at such sites. It is not uncommon for the government to file claims requiring cleanup actions, demands for reimbursement for government-incurred cleanup costs, or natural resource damages, or for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances released into the environment.

The Federal Resource Conservation and Recovery Act, or RCRA, and comparable state statutes govern the disposal of “solid waste” and “hazardous waste” and authorize the imposition of substantial fines and penalties for non-compliance, as well as requirements for corrective act ions. Although CERCLA currently excludes petroleum from its definition of “hazardous substance,” state laws affecting our operations may impose clean-up liability relating to petroleum and petroleum-related products. In addition, although RCRA classifies certain oil field wastes as “non-hazardous,” such exploration and production wastes could be reclassified as hazardous wastes thereby making such wastes subject to more stringent handling and disposal requirements. CERCLA, RCRA and comparable state statutes can impose liability for clean-up of sites and disposal of substances found on drilling and production sites long after operations on such sites have been completed.

Other statutes relating to the storage and handling of pollutants include the Oil Pollution Act of 1990, or OPA, which requires certain owners and operators of facilities that store or otherwise handle oil to prepare and implement spill response plans relating to the potential discharge of oil into surface waters. The OPA, contains numerous requirements relating to prevention of, reporting of, and response to oil spills into waters of the United States. State laws mandate oil cleanup programs with respect to contaminated soil. A failure to comply with OPA’s requirements or inadequate cooperation during a spill response action may subject a responsible party to civil or criminal enforcement actions.

The Endangered Species Act, or ESA, seeks to ensure that activities do not jeopardize endangered or threatened animal, fish and plant species, or destroy or modify the critical habitat of such species. Under the ESA, exploration and production operations, as well as actions by federal agencies, may not significantly impair or jeopardize the species or its habitat. The ESA has been used to prevent or delay drilling activities and provides for criminal penalties for willful violations of its provisions.

Other statutes that provide protection to animal and plant species and that may apply to our operations include, without limitation, the Fish and Wildlife Coordination Act, the Fishery Conservation and Management Act, the Migratory Bird Treaty Act, and the Bald and Golden Eagle Protection Act. Although we believe that our operations are in substantial compliance with these statutes, any change in these statutes or any reclassification of a species as threatened or endangered or re-determination of the extent of “critical habit” could subject us to significant expenses to modify our operations or could force us to discontinue some operations altogether.

The National Environmental Policy Act, or NEPA, requires a thorough review of the environmental impacts of “major federal actions” and a determination of whether proposed actions on federal and certain Indian lands would result in “significant impact” on the environment. For purposes of NEPA, “major federal action” can be something as basic as issuance of a required permit. For oil and gas operations on federal and certain Indian lands or requiring federal permits, NEPA review can increase the time for obtaining approval and impose additional regulatory burdens on the natural gas and oil industry, thereby increasing our costs of doing business and our profitability.

The Clean Water Act, or CWA, and comparable state statutes, impose restrictions and controls on the discharge of pollutants, including spills and leaks of oil and other substances, into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the Environmental Protection Agency (EPA) or an analogous state agency. The CWA regulates storm water run-off from oil and natural gas facilities and requires a storm water discharge permit for certain activities. Such a permit requires the regulated facility to monitor and sample storm water run-off from its operations.

The CWA and regulations implemented thereunder also prohibit discharges of dredged and fill material in wetlands and other waters of the United States unless authorized by an appropriately issued permit. The CWA and comparable state statutes provide for civil, criminal and administrative penalties for unauthorized discharges for oil and other pollutants and impose liability on parties responsible for those discharges for the costs of cleaning up any environmental damage caused by the release and for natural resource damages resulting from the release.

The Safe Drinking Water Act, or SDWA, and the Underground Injection Control (UIC) program promulgated thereunder, regulate the drilling and operation of subsurface injection wells. EPA directly administers the UIC program in some states and in others the responsibility for the program has been delegated to the state. The program requires that a permit be obtained before drilling a disposal well. Violation of these regulations and/or contamination of groundwater by oil and natural gas drilling, production, and related operations may result in fines, penalties, and remediation costs, among other sanctions and liabilities under the SWDA and state laws. In addition, third party claims may be filed by landowners and other parties claiming damages for alternative water supplies, property damages, and bodily injury.

Our operations employ hydraulic fracturing techniques to stimulate natural gas production from unconventional geological formations, which entails the injection of pressurized fracturing fluids into a well bore. The federal Energy Policy Act of 2005 amended the SDWA to exclude hydraulic fracturing from the definition of “underground injection” under certain circumstances. However, the repeal of this exclusion has been advocated by certain advocacy organizations and others in the public. Legislation to amend the SDWA to repeal this exemption and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process, has been introduced in the current session of Congress.

The U.S. Department of the Interior has announced that it will consider regulations relating to the use of hydraulic fracturing techniques on public lands and disclosure of fracturing fluid constituents. In addition, some states and localities have adopted, and others are considering adopting, regulations or ordinances that could restrict hydraulic fracturing in certain circumstances, or that would impose higher taxes, fees or royalties on natural gas production. If new federal or state laws or regulations that significantly restrict hydraulic fracturing are adopted, such legal requirements could result in delays, eliminate certain drilling and injection activities, make it more difficult or costly for us to perform fracturing and increase our costs of compliance and doing business. It is also possible that our drilling and injection operations could adversely affect the environment, which could result in a requirement to perform investigations or clean-ups or in the incurrence of other unexpected material costs or liabilities.

The Clean Air Act, as amended, restricts the emission of air pollutants from many sources, including oil and gas operations. New facilities may be required to obtain permits before work can begin, and existing facilities may be required to incur capital costs in order to remain in compliance. In addition, more stringent regulations governing emissions of air pollutants, including greenhouse gases such as methane (a component of natural gas) and carbon dioxide are being developed by the federal government, and may increase the costs of compliance for some facilities or the cost of transportation or processing of produced oil and natural gas which may affect our operating costs. Legislation targeting air emissions from hydraulic fracturing activities has been introduced in the current session of Congress and if passed may increase our costs of compliance and doing business. In addition, the EPA has promulgated more stringent regulations governing emissions of toxic air pollutants from sources in the oil and gas industry, and these regulations may increase the costs of compliance for some facilities.

Significant studies and research have been devoted to climate change and global warming, and climate change has developed into a major political issue in the United States and globally. Certain research suggests that greenhouse gas emissions contribute to climate change and pose a threat to the environment. Recent scientific research and political debate has focused in part on carbon dioxide and methane incidental to oil and natural gas exploration and production.

Many state governments have enacted legislation directed at controlling greenhouse gas emissions, and future state and federal legislation and regulation could impose additional restrictions or requirements in connection with our operations and favor use of alternative energy sources, which could increase operating costs and demand for oil products. As such, our business could be materially adversely affected by domestic and international legislation targeted at controlling climate change.

We are subject to a number of federal and state laws and regulations, including the federal Occupational Safety and Health Act, as amended (OSHA), and comparable state laws, whose purpose is to protect the health and safety of workers. In addition, the OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and comparable state statutes require that information be maintained concerning hazardous materials used or produced in our operations and that this information be provided to employees, state and local government authorities and citizens.

We are subject to federal and state laws and regulations relating to preservation and protection of historical and cultural resources. Such laws include the National Historic Preservation Act, the Native American Graves Protection and Repatriation Act, Archaeological Resources Protection Act, and the Paleontological Resources Preservation Act, and their state counterparts and similar statutes, which require certain assessments and mitigation activities if historical or cultural resources are impacted by our activities and provide for civil, criminal and administrative penalties and other sanctions for violation of their requirements.

We do not believe that our environmental, health and safety risks are materially different from those of comparable companies in the United States in the oil and natural gas industry. Nevertheless, there can be no assurance that such environmental, health and safety laws and regulations will not result in a curtailment of production or material increase in the cost of production, development or exploration or otherwise adversely affect our capital expenditures, financial condition and results of operations.

We have acquired, and may in the future acquire, interests in properties that have been operated in the past by others and may be liable for environmental damage, including historical contamination, caused by such former operators. Additional liabilities could also arise from continuing violations or contamination not discovered during our assessment of the acquired properties. We have not incurred, and do not currently anticipate incurring, any material capital expenditures for environmental control facilities.

Patents, Trademarks and Licenses

We currently do not have any patents or trademarks; and we are not party to any license, franchise, concession, or royalty agreements or any labor contracts.

Legal Proceedings

As of the date of this prospectus, we know of no material pending legal proceedings to which we are a party or of which any of our property is the subject. There are no proceedings in which any of our directors, executive officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

Employees

Our only employees are our two (2) executive officers.

We file reports with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any other filings required by the SEC. The public may read and copy any materials we file with, or furnish to, the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A.	RISK FACTORS

This information is not required as a result of our status as a “small business issuer.”

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We have no unresolved staff comments.

ITEM 2.	PROPERTIES

We do not own or lease any real property or facilities. Our Chief Executive Officer provides office space for the Company in Malsch, Germany at no cost to the Company.

ITEM 3.	LEGAL PROCEEDINGS

As of the date of this report, we know of no material pending legal proceedings to which we are a party or of which any of our property is the subject. There are no proceedings in which any of our directors, executive officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no public market for our common stock. After the effective date of the registration statement of which this prospectus is a part, we intend to seek a market maker to file an application on our behalf to have our common stock quoted on the Over-the-Counter Bulletin Board. We may never be approved for trading on any exchange. We currently have no market maker who is willing to list quotations for our stock. There is no assurance that a trading market for our stock will develop be sustained if developed

Dividend Policy

We have never declared or paid, and do not anticipate declaring or paying in the foreseeable future, any cash dividends on our capital stock. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then existing conditions, including our operating results, financial condition, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant.

Equity Compensation Plan Information

None

Recent Sales of Unregistered Securities

We issued a total of 410,000 shares to 41 separate accredited foreign shareholders on March 31, 2018, pursuant to a private placement of our common stock exempt from registration under Regulation S of the Securities Act of 1933, for total proceeds of approximately $4,100. We issued an additional 21,000,000 shares to three founding shareholders for services rendered in connection with the formation and organization of the Company issued pursuant to a private placement of our common stock exempt from registration under Regulation S of the Securities Act of 1933 for a total value of approximately $21,000.

Issuer Purchases of Equity Securities

None

ITEM 6.	SELECTED FINANCIAL DATA

Not Applicable

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and accompanying notes appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements, based upon our current expectations and related to future events and our future financial performance, that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth elsewhere in this Annual Report on Form 10-K.

Plan of Operations

Northwest Oil & Gas Trading Company, Inc. (“NWOG”, the “Company” “we” or “us”) is a development stage company. We were incorporated under the laws of the state of Nevada on April 7, 2017. We are in the business of oil exploration. On December 21, 2017, we formalized an agreement whereby we were assigned partial interest in two (2) operating oil and gas leases in Warren County, Kentucky. Two additional leases were assigned to us on April 24, 2018. Our fiscal year end is May 31. The leases cover the following nine (9) wells:

●	Hardcastle 1 Well

7% Overriding Royalty Interest

25% Working Interest

10% Net Revenue Interest

●	Whittaker 1 and 2 wells

5% Overriding Royalty Interest

100% Working Interest

60% Net Revenue Interest

●	Daviess Wells 1 and 2

71% Working Interest

51% Net Revenue Interest

●	Ennis 4 wells

71% Working Interest

51% Net Revenue Interest

This wells are operated by Magna Bures Oil, LLC.

Our plan is to develop the above mentioned oil wells within the next twelve (12) months and to increase the oil production by enhancement procedures. Further to start a drilling program to drill ten (10) new wells within the coming twenty-four months.

The following chart provides an overview of our budgeted expenditures by significant area of activity over the next twelve (12) months as well over the next twenty-four (24) months, assuming we are able to attract sufficient debt or equity financing. We anticipate that we shall need to raise an additional $550,500 in debt or equity financing in the next twelve (12) months to meet our objectives and execute our business plan. There can be no assurance that we will be able to attract financing and we may be required to scale back operations accordingly.

	Month 1-3	Month 4-6	Month 7-9	Month 10-12	Total

Expenditures
Payroll	$0	$3,000	$6,000	$6,000	$15,000
Travel	$2,500	$5,000	$2,500	$2,500	$12,500
Accounting	$3,000	$3,000	$3,000	$3,000	$12,000
Legal	$8,000	$4,000	$2,000	$2,000	$16,000
Auditing	$3,000	$3,000	$3,000	$3,000	$12,000
Oil Field
Operator	$1,500	$1,500	$1,500	$1,500	$6,000
Maintenance	$3,000	$3,000	$3,000	$3,000	$12,000
Work over	$10,000	$10,000	$0	$0	$20,000
New drilling	$0	$0	$200,000	$200,000	$400,000
Marketing
Promotion	$9,000	$6,000	$3,000	$3,000	$21,000
Investor Relations	$6,000	$6,000	$6,000	$6,000	$24,000

Sum	$46,000	$44,500	$230,000	$230,000	$550,500

Earnings
Sale of oil
Hardcastle	$0	$1,500	$1,500	$1,500	$4,500
Whittaker	$1,800	$5,400	$10,000	$12,500	$29,700
Daviess	$1,500	$4,500	$9,000	$9,000	$24,000
Ennies	$4,500	$16,800	$16,800	$16,800	$54,900
New well 1			$12,000	$18,000	$30,000
New well 2			$12,000	$18,000	$30,000
New well 3				$12,000	$12,000
New well 4				$12,000	$12,000
New well 5
New well 6
New well 7
New well 8
New well 9
New well 10

Sum	$7,800	$28,200	$61,300	$99,800	$143,100

	Month 13-15	Month 16-18	Month 19-21	Month 22-24	Total

Expenditures
Payroll	$6,000	$6,000	$9,000	$9,000	$30,000
Travel	$2,500	$2,500	$2,500	$2,500	$10,000
Accounting	$3,000	$3,000	$3,000	$3,000	$12,000
Legal	$2,000	$2,000	$2,000	$2,000	$8,000
Auditing	$3,000	$3,000	$3,000	$3,000	$12,000
Oil Field
Operator	$1,500	$1,500	$1,500	$1,500	$6,000
Maintenance	$3,000	$3,000	$3,000	$3,000	$12,000
Work over	$10,000	$0	$0	$0	$10,000
New drilling	$225,000	$225,000	$0	$0	$450,000
Marketing
Promotion	$3,000	$3,000	$3,000	$3,000	$12,000
Investor Relations	$6,000	$6,000	$6,000	$6,000	$24,000

Sum	$265,000	$255,000	$33,000	$33,000	$586,000

Earnings
Sale of oil
Hardcastle	$1,500	$1,500	$1,500	$1,500	$6,000
Whittaker	$12,500	$12,500	$12,500	$12,500	$50,000,00
Daviess	$9,000	$9,000	$9,000	$9,000	$36,000
Ennies	$16,800	$16,800	$16,800	$16,800	$67,200
New well 1	$18,000	$18,000	$18,000	$18,000	$72,000,00
New well 2	$18,000	$18,000	$18,000	$18,000	$72,000
New well 3	$18,000	$18,000	$18,000	$18,000	$72,000
New well 4	$18,000	$18,000	$18,000	$18,000	$72,000
New well 5	$12,000	$18,000	$18,000	$18,000	$66,000
New well 6	$12,000	$18,000	$18,000	$18,000	$66,000
New well 7	$12,000	$18,000	$18.000	$18,000	$66,000
New well 8		$12,000	$18,000	$18,000	$48,000
New well 9		$12,000	$18,000	$18,000	$48,000
New well 10		$12,000	$18,000	$18,000	$48,000

Sum	$147,800	$201,800	$219,800	$219,800	$789,200

Liquidity and Results of Operations

Comparison of the Years Ended Results – For the Years Ended May 31, 2018 and May 31, 2019

The Company is a development stage company that has generated no revenues and has had limited operations to date. At May 31, 2019, the Company has not yet recorded any revenues, has a working capital deficit of $322,906, and has an accumulated deficit of $348,006.

Total operating expenses was $305,364 for the business year ended May 31, 2019, as compared to $15,267 for the business year ended May 31, 2018. The increase is mainly attributable to the impairment of our oil and gas leases and for professional fees incurred in fiscal year 2019 because of the preparatory work in view of the listing of the shares.

The Company is still in possession of the properties and they are in good standing. Because of the lack of an oil and gas valuation report created by a competent person and meeting the reporting standards, the Company decided to choose a full impairment of the carrying value of the oil and gas leases.

Liquidity and Capital Resources

The Company had $nil cash provided by financing activities in the year ended May 31, 2019 as compared to $4,100 in cash provided in the year ended May 31, 2018 by proceeds from issuance of common stock.

The Company’s principal sources and uses of funds are investments from accredited investors. The Company would need to raise additional capital in order to meet its business plan. Management intends to secure additional funds using borrowing or the further sale of securities to accredited investors in the future. There is no assurance that we may secure funding, or whether it can do so on terms acceptable to us, or at all, and its liquidity would be severely compromised.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, amongst other things, the realization of assets and satisfaction of liabilities in the course of business.

We anticipate that our future liquidity requirements will arise from the need to fund our growth, pay our current obligations and future capital expenditures. The primary sources of funding for such requirements are expected to be cash generated from operations and raising additional funds from private sources and/or debt financing.

Subsequent to May 31, 2019, the Company received share subscriptions proceeds of $92,207 pursuant to several private placements of shares of common stock to be issued at $1.20 and $1.25 per share.

Going Concern Consideration

Our independent auditors included an explanatory paragraph in their report on the accompanying financial statements expressing concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures about contingent assets and liabilities. We base these estimates and assumptions on historical experience and on various other information and assumptions that are believed to be reasonable under the circumstance. Estimates and assumptions about future events and their effects cannot be perceived with certainty and, accordingly, these estimates may change as additional information is obtained, as more experience is acquired, as our operating environment changes and as new events occur. Our critical accounting policies are listed in the notes to our audited financial statements included in of this report on Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to our consolidated financial statements, the notes thereto, and the report thereon, commencing on page F-1 of this Annual Report on Form 10-K, which consolidated financial statements, notes, and report are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on such evaluation, our management concluded that our internal control over financial reporting were ineffective as of May 31, 2019 due to the lack of an established Audit Committee to provide oversight of management.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified by management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, misstatements, errors, and instances of fraud, if any, within our company have been or will be prevented ordetected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls also can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, internal controls may become inadequate as a result of changes in conditions, or through the deterioration of the degree of compliance with policies or procedures.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, age and position of each of our directors and executive officers are as follows:

Name	Age	Position

Joachim Haas	57	Chief Executive Officer, President and Director
Thomas Hoeder	46	Chief Financial Officer
Michael Ende	73	Director

Joachim Haas, Age 57, Chief Executive Officer, President and Director

Joachim Haas is our Chief Executive Officer, President and Director. He has served as Director since our inception, and as Chief Executive Officer and President Since August 1, 2018. Since 2007 until the present, Mr. Haas has served as an officer and director of Northwest Oil & Gas Trading Company, Inc., a Delaware corporation. From 2007 until 2010, Mr. Haas served as Project Manager of Worldwide Energies, Inc. From 2006 until the present, Mr. Haas has served as a Director of Northwest Oil & Gas Ltd. (UK). Mr. Haas received a BS Degree in Business Economics from Baden-Württemberg Cooperative State University, Karlsruhe, Germany. Mr. Haas does not, and has not served as an officer or director of any other company required to file reports with the Securities and Exchange Commission.

Thomas Hoeder, Age 46, Chief Financial Officer

Thomas Hoeder is our Chief Financial Officer and has served in that capacity since May 1, 2018. From 2016 until the present, Mr. Hoeder was Managing Partner Isarwinkel Bauservice GmbH, Bad Toelz, a general construction contractor in Germany. From 2011 until the present, Mr. Hoeder was Managing Partner of Deutsche Sachwert Immobilien GmbH, Bad Toelz, a real estate company. Mr. Hoeder received a BS Degree from TU-Bergakademie Freiberg, Technical University, Freiberg in business Economist for Mining. Mr. Hoeder does not, and has not served as an officer or director of any other company required to file reports with the Securities and Exchange Commission.

Michael Ende, Age 73, Director

Michael Ende is our Director and has served in that capacity since May 1, 2018. Michael Ende is a visionary and Artist. He did projects in low tech and high tech, He is a graduate of ORT School of Delicate Mechanic. From 1966 to 1967 Mr. Ende worked for the UGA with VIP and in 1967 went to the school of minerals until the beginning of 1970. Thereafter he became the technical and production manager of the school. In 1970 Mr. Ende helped to open the first plant for Emeralds, Rubies, and Sapphires cutting and polishing. In 1970, he built a small plant for cutting precious and semi-precious stones. The same year he started to create Art in metals, Gold, Silver and Brass. In 1988 Michael Ende was chosen by the Israeli Bonds as the Artist of the country for the 40 Years Anniversary of the State of Israel. The same year he won the first prize in Basel designing wrist watch symbolizes Israel 40th anniversary. In 1991 during the Gulf War, Mr. Ende developed the named brand T-TIE and came with the T-Shirt with tie printing on the shirts with deferent design and create new fashion including colorful watches two of the design he win prices. "Time for Peace" and "Holding Hands for Peace" the company still designing until today. In 1992 he developed with Sano Chemicals Israel Co. and manufactured the green product "Michael Ende Multimetal Polish". In 1997, he founded Atlantium Ltd. for water disinfection using laser pulse UV light. In 2005, Mr. Ende sponsored and researched, together with Dr. Alex Serginko, energy fields. Mr. Ende and Dr. Alex Serginko jointed together in 2004 to develop the theory of separating Hydrogen from water by using Dr. Serginko’s theory in producing Alumina and Hydrogen. After years of research and testing in September 2009 proved the theory. In 2010, Mr. Ende founded SRE Smart Refineries Enterprise LTD and H-Force Hydrogen Force Co. Mr. Ende does not, and has not served as an officer or director of any other company required to file reports with the Securities and Exchange Commission.

Board Composition

Our Bylaws provide that the Board of Directors shall consist of no less than 1, but not more than 9 directors. Each director serves until his successor is elected and qualified.

Committees of the Board of Directors

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committees of our Board of Directors. Nor do we have an audit committee “financial expert.” As such, our entire Board of Directors acts as our audit committee and handles matters related to compensation and nominations of directors.

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executives or directors.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.” Our determination of independence of directors is made using the definition of “independent director” contained in Rule 4200(a) (15) of the Marketplace Rules of the NASDAQ Stock Market (“NASDAQ”), even though such definitions do not currently apply to us because we are not listed on NASDAQ. We have determined that none of our directors currently meet the definition of “independent” as within the meaning of such rules as a result of their current positions as our executive officers.

Significant Employees

We have no significant employees other than the executive officers/directors described above.

Family Relationships

There are no familial relationships between our officers and directors.

Involvement in Certain Legal Proceedings

No director, person nominated to become a director, executive officer, promoter or control person of our company has, during the last ten years: (i) been convicted in or is currently subject to a pending a criminal proceeding (excluding traffic violations and other minor offenses); (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any federal or state securities or banking or commodities laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law, nor (iii) any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy or for the two years prior thereto.

Stockholder Communications with the Board

We have not implemented a formal policy or procedure by which our stockholders can communicate directly with our Board of Directors. Nevertheless, every effort has been made to ensure that the views of stockholders are heard by the Board of Directors or individual directors, as applicable, and that appropriate responses are provided to stockholders in a timely manner. We believe that we are responsive to stockholder communications, and therefore have not considered it necessary to adopt a formal process for stockholder communications with our Board. During the upcoming year, our Board will continue to monitor whether it would be appropriate to adopt such a process.

Section 16(a) Beneficial Ownership Reporting Compliance

16(a) of the Securities Exchange Act of 1934 requires the Company directors and executive officers, and persons who own more than ten percent of the Company’s common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of our common stock. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. The Company intends to ensure to the best of our ability that all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) beneficial owners are complied with in a timely fashion.

ITEM 11.	EXECUTIVE COMPENSATION

We have not paid since our inception, nor do we owe, any compensation to our executive officers or directors. There are no arrangements or employment agreements with our executive officer or directors pursuant to which they will be compensated now or in the future for any services provided as an executive officer, and we do not anticipate entering into any such arrangements or agreements with them in the foreseeable future.

Outstanding Equity Awards at 2019 Fiscal Year-End

We do not currently have a stock option plan or any long-term incentive plans that provide compensation intended to serve as incentive for performance. No individual grants of stock options or other equity incentive awards have been made to any executive officer or any director since our inception; accordingly, none were outstanding at May 31, 2019.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

There are currently no employments or other contracts or arrangements with our executive officers. There are no compensation plans or arrangements, including payments to be made by us, with respect to our officers, directors or consultants that would result from the resignation, retirement or any other termination of such directors, officers or consultants from us. There are no arrangements for directors, officers, employees or consultants that would result from a change-in-control.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of the date of this Annual Report for:

●	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock;

●	each of our executive officers;

●	each of our directors; and

●	all of our executive officers and directors as a group.

We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws, and the address for each person listed in the table is c/o Northwest Oil & Gas Trading Company, Inc., 4650 Wedekind Road, #2, Sparks, Nevada 89431.

Title of Class of Beneficial Ownership	Name of Beneficial Owner	Amount and Nature	Percentage of Class
Common Stock	Joachim Haas, Chief Executive Officer, President and Director	1,010,000 (D)	4.67%
Common Stock	Hau Wai Cheung	15,000,000 (D)	70.06%
Common Stock	Yuan May Cheung	5,000,000 (D)	23.35%
Common Stock	Michael Ende, Director	10,000 (I) (1)	*

All officers and directors as a group		21,020,000	98.13%

*Less than .001%
(1) Mr. Ende indirectly owns 10,000 shares as the controlling shareholder of T-Tie, Ltd.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of May 31, 2019, the Company owes $30,500 to Joachim Haas, the President and Chief Executive Officer (“CEO”) of the Company, which is non-interest bearing, unsecured, and due on demand.

As of May 31, 2019, the Company owes $277,262 to Northwest Oil and Gas Trading Company Inc., Delaware, a company controlled by the President and CEO of the Company, which is non-interest bearing, unsecured, and due on demand.

As of May 31, 2019, the Company owed $7,225 to Hau Wai Cheung, the former President and CEO of the Company, which is non-interest bearing, unsecured, and due on demand.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our Directors pre-approves all audit and non-audit services performed by the Company's auditor and the fees to be paid in connection with such services.

The audit fees incurred by the company had been

Fiscal Year 2018:	$5,000
Fiscal Year 2019:	$10,000

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Financial Statement Schedules

1.	Consolidated Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K.

2.	Other schedules are omitted because they are not applicable, not required, or because required information is included in the Consolidated Financial Statements or notes thereto.

(b)	Exhibits

Exhibit	Description

3.1	Articles of Incorporation of Registrant.*

3.2	Bylaws of Registrant.*

31.1	Certificate of Joachim Haas President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Thomas Hoeder, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Joachim Haas President and Chief Executive Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of Thomas Heoder, Chief Financial Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Incorporated by reference from our Registration Statement on Form S-1, as amended, SEC File No. 333-229036 declared effective on June 14, 2019.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST OIL & GAS TRADING COMPANY, INC.

Dated: September 16, 2019	By:	/s/ Joachim Haas
Joachim Haas
President and Chief Executive Officer

Dated: September 16, 2019	By:	/s/ Thomas Hoeder
Thomas Hoeder
Chief Financial Officer

Signature	Title	Date

/s/ Joachim Haas	President and Chief Executive Officer (Principal Executive Officer) and Director	September 16, 2019
Joachim Haas

/s/ Thomas Hoeder	Chief Financial Officer (Principal Financial and Accounting Officer)	September 16, 2019
Thomas Hoeder

/s/ Michael Ende	Director	September 16, 2019
Michael Ende

NORTHWEST OIL & GAS TRADING COMPANY, INC.

Financial Statements

For the Years Ended May 31, 2019 and 2018

(Expressed in U.S. Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Northwest Oil & Gas Trading Company, Inc.

Opinion on the Consolidated Financial Statements
We have audited the accompanying balance sheets of Northwest Oil & Gas Trading Company, Inc. (the “Company”) as of May 31, 2019 and 2018, and the related statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the years then ended and related notes (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as at May 31, 2019 and 2018, and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern
The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficit of $322,906 and an accumulated deficit of $348,006 as at May 31, 2019. During the year ended May 31, 2019, the Company had no revenues and used cash of $3,090 for operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to fraud or error. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. As part of our audits, we are required to obtain an understanding of the Company’s internal controls over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to fraud or error, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ SATURNA GROUP CHARTERED PROFESSIONAL ACCOUNTANTS LLP

Saturna Group Chartered Professional Accountants LLP

We have served as the Company’s auditor since 2017

Vancouver, Canada

September 16, 2019

NORTHWEST OIL & GAS TRADING COMPANY, INC.
Balance sheets
(Expressed in U.S. dollars)

	May 31, 2019 $	May 31, 2018 $

ASSETS

Current assets

Cash	1,020	4,110

Total current assets	1,020	4,110

Oil and gas leases (Note 3)	–	284,035

Total assets	1,020	288,145

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities

Accounts payable and accrued liabilities	6,979	2,575
Due to related parties (Note 4)	316,947	303,112

Total liabilities	323,926	305,687

Nature of operations and continuance of business (Note 1)
Subsequent event (Note 7)

Stockholders’ deficit

Common stock, 75,000,000 shares authorized, $0.001 par value 21,410,000 shares issued and outstanding	21,410	21,410
Additional paid-in capital	3,690	3,690
Deficit	(348,006)	(42,642)

Total stockholders’ deficit	(322,906)	(17,542)

Total liabilities and stockholders’ deficit	1,020	288,145

(The accompanying notes are an integral part of these financial statements)

NORTHWEST OIL & GAS TRADING COMPANY, INC.
Statements of operations and comprehensive loss
(Expressed in U.S. dollars)

	Year ended May 31, 2019 $	Year ended May 31, 2018 $

Operating expenses

General and administrative	3,529	840
Impairment of oil and gas leases (Note 3)	284,035	11,852
Professional fees	16,100	2,000
Transfer agent and filing fees	1,700	575

Total operating expenses	305,364	15,267

Net loss and comprehensive loss for the year	(305,364)	(15,267)

Loss per share, basic and diluted	(0.01)	–

Weighted average shares outstanding, basic and diluted	21,410,000	21,068,521

(The accompanying notes are an integral part of these financial statements)

NORTHWEST OIL & GAS TRADING COMPANY, INC.
Statements of stockholders’ deficit
(Expressed in U.S. dollars)

			Additional		Total
	Common stock		paid-in		stockholders’
	Number of shares	Amount $	capital $	Deficit $	deficit $

Balance, May 31, 2017	21,000,000	21,000	–	(27,375)	(6,375)

Shares issued for cash	410,000	410	3,690	–	4,100

Net loss for the year	–	–	–	(15,267)	(15,267)
Balance, May 31, 2018	21,410,000	21,410	3,690	(42,642)	(17,542)

Net loss for the year	–	–	–	(305,364)	(305,364)

Balance, May 31, 2019	21,410,000	21,410	3,690	(348,006)	(322,906)

(The accompanying notes are an integral part of these financial statements)

NORTHWEST OIL & GAS TRADING COMPANY, INC.
Statements of cash flows
(Expressed in U.S. dollars)

	Year ended May 31, 2019 $	Year ended May 31, 2018 $

Operating activities

Net loss	(305,364)	(15,267)

Adjustments to reconcile net loss to net cash used in operating activities:

Impairment loss on oil and gas leases	284,035	11,852

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	4,404	2,575
Due to related parties	13,835	850

Net cash provided by (used in) operating activities	(3,090)	10

Financing activities

Proceeds from issuance of common stock	–	4,100

Net cash provided by financing activities	–	4,100

Change in cash	(3,090)	4,110

Cash, beginning of year	4,110	–

Cash, end of year	1,020	4,110

Non-cash investing and financing activities:

Acquisition of oil and gas leases through issuance of related party debt	–	295,887

Supplemental disclosures:

Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these financial statements)

NORTHWEST OIL & GAS TRADING COMPANY, INC.
Notes to the financial statements
Years ended May 31, 2019 and 2018
(Expressed in U.S. dollars)

1.
Nature of Operations and Continuance of Business

Northwest Oil & Gas Company Inc. (the “Company”) was incorporated on April 7, 2017 in the State of Nevada, USA. The Company is in the business of oil exploration. On December 21, 2017, the Company formalized an agreement whereby it was assigned partial interest in two operating oil and gas leases in Warren county, Kentucky. Two other leases were assigned on April 24, 2018.

These financial statements have been prepared on a going concern basis, which assumes that the Company will be able to meet its obligations and continue its operations for the next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. As at May 31, 2019, the Company has a working capital deficit of $322,906 and has an accumulated deficit of $348,006. During the year ended May 31, 2019, the Company did not have any revenues and incurred $3,090 of cash for operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.
Significant Accounting Policies

(a)
Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in U.S. dollars. The Company’s fiscal year-end is May 31.

(b)
Use of Estimates and Judgments

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to valuation of oil and gas leases, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

(c)
Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of issuance to be cash equivalents.

NORTHWEST OIL & GAS TRADING COMPANY, INC.
Notes to the financial statements
Years ended May 31, 2019 and 2018
(Expressed in U.S. dollars)

2.
Significant Accounting Policies (continued)

(d)
Oil and Gas Leases

The Company utilizes the full-cost method of accounting for petroleum and natural gas properties. Under this method, the Company capitalizes all costs associated with acquisition, exploration, and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country-by-country basis. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Until such determination is made, the Company assesses annually whether impairment has occurred, and includes in the amortization base drilling exploratory dry holes associated with unproved properties.

The Company applies a ceiling test to the capitalized cost in the full cost pool. The ceiling test limits such cost to the estimated present value, using a ten percent discount rate, of the future net revenue from proved reserves based on current economic and operating conditions. Specifically, the Company computes the ceiling test so that capitalized cost, less accumulated depletion and related deferred income tax, do not exceed an amount (the ceiling) equal to the sum of: The present value of estimated future net revenue computed by applying current prices of oil and gas reserves (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on current cost) to be incurred in developing and producing the proved reserves computed using a discount factor of ten percent and assuming continuation of existing economic conditions; plus the cost of property not being amortized; plus the lower of cost or estimated fair value of unproven properties included in the costs being amortized; less income tax effects related to differences between the book and tax basis of the property. For unproven properties, the Company excludes from capitalized costs subject to depletion, all costs directly associated with the acquisition and evaluation of the unproved property until it is determined whether or not proved reserves can be assigned to the property. Until such a determination is made, the Company assesses the property at least annually to ascertain whether impairment has occurred. In assessing impairment, the Company considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. The Company adds the amount of impairment assessed to the cost to be amortized subject to the ceiling test. During the year ended May 31, 2019, the Company recorded an impairment of $284,035 on its oil and gas leases.

(e)
Financial Instruments and Fair Value Measurements

The Company measures and discloses the estimated fair value of financial assets and liabilities using the fair value hierarchy prescribed by ASC 820, “Fair Value Measurements and Disclosures”. The fair value hierarchy has three levels, which are based on reliable available inputs of observable data. The hierarchy requires the use of observable market data when available. The three-level hierarchy is defined as follows:

Level 1 – quoted prices for identical instruments in active markets.

Level 2 – quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model derived valuations in which p

Level 3 – fair value measurements derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

NORTHWEST OIL & GAS TRADING COMPANY, INC.
Notes to the financial statements
Years ended May 31, 2019 and 2018
(Expressed in U.S. dollars)

2.
Summary of Significant Accounting Policies (continued)

(e)
Financial Instruments and Fair Value Measurements (continued)

Financial instruments consist principally of cash, accounts payable and accrued liabilities, and amounts due to related parties. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

(f)
Revenue Recognition

The Company derives revenues from the sale of oil and gas. In accordance with ASC 606, “Revenue from Contracts with Customers”, the Company recognizes revenue by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.

(g)
Loss Per Share
The Company computes loss per share in accordance with ASC 260, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing the loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

(h)
Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. The asset and liability method provides that deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred income tax assets to the amount that is believed more likely than not to be realized.

(i)
Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2019 and 2018, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

(j)
Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation and ASC 505, Equity Based Payments to Non-Employees, which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based awards made to employees and directors, including stock options.

NORTHWEST OIL & GAS TRADING COMPANY, INC.
Notes to the financial statements
Years ended May 31, 2019 and 2018
(Expressed in U.S. dollars)

2.
Summary of Significant Accounting Policies (continued)

(j)
Stock-based Compensation (continued)

ASC 718 requires company to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option pricing model as its method of determining fair value. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviours. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the statement of operations over the requisite service period.

All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

(k)
Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.
Oil and Gas Leases

	2019 $	2018 $

Hardcastle	43,987	55,839
Whittaker	215,048	215,048
Ennis	12,500	12,500
Daviess	12,500	12,500

	284,035	295,887
Impairment loss	(284,035)	(11,852)

	–	284,035

Hardcastle

On December 21, 2017, the Company acquired an 8% overriding royalty interest, 100% working interest, and 60% net revenue interest in wells located in Warren County, Kentucky from North West Oil and Gas Trading Company Inc., a related party through ownership. During the year ended May 31, 2018, the Company recorded an impairment loss of $11,852.

Whittaker

On April 24, 2018, the Company acquired a 7% overriding royalty interest, 25% working interest, and 10% net revenue interest in additional wells located in Warren County, Kentucky from North West Oil and Gas Trading Company Inc., a related party through common ownership.

Ennis

On April 24, 2018, the Company acquired 51% net revenue interest at 71% working interest in four wells located in Warren County, Kentucky from NEO Oil and Gas.

Daviess

On June 16, 2018, the Company acquired a 51% net revenue interest and 71% working interest in two wells located in the county of Daviess, Kentucky from Magna Bures Oil LLC.

NORTHWEST OIL & GAS TRADING COMPANY, INC.
Notes to the financial statements
Years ended May 31, 2019 and 2018
(Expressed in U.S. dollars)

3.
Oil and Gas Leases (continued)

During the year ended May 31, 2019, the Company recorded an impairment loss of $284,035 as the Company was unable to provide an independent reserve report to support the continued capitalization of the properties. However, the Company continues to hold the rights and ownership of the properties.

4.
Related Party Transactions

(a)
As at May 31, 2019, the Company owed $30,500 (2018 - $25,000) to the President and Chief Executive Officer (“CEO”) of the Company, which is non-interest bearing, unsecured, and due on demand.

(b)
As at May 31, 2019, the Company owed $277,262 (2018 - $270,887) to a company controlled by the President and CEO of the Company, which is non-interest bearing, unsecured, and due on demand.

(c)
As at May 31, 2019, the Company owed $7,225 (2018 - $7,225) to the former President and CEO of the Company, which is non-interest bearing, unsecured, and due on demand.

(d)
As at May 31, 2019, the Company owed $1,960 (2018 - $nil) to a director of the Company, which is non-interest bearing, unsecured, and due on demand.

5.
Common Stock

On March 31, 2018, the Company issued 410,000 shares of common stock at $0.01 per share for proceeds of $4,100.

6.
Income Taxes

The Company has $348,005 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2037. The income tax benefit differs from the amount computed by applying the U.S. federal income tax rate of 21% (2018 – 28.6%) of net loss before income taxes. As at May 31, 2019, the Company had no uncertain tax position and is currently in arrears in filing its corporate tax returns.

	2019 $	2018 $

Net loss before taxes	305,364	15,267
Statutory rate	21%	28.6%

Computed expected tax recovery	64,126	4,364

Tax effect of:
Change in enacted tax rates	-	(4,717)
Change in valuation allowance	(64,126)	353

Income tax provision	–	–

The significant components of deferred income tax assets and liabilities as at May 31, 2019 and 2018, after applying enacted corporate income tax rates are as follows:

	2019 $	2018 $

Non-capital losses carried forward	73,081	8,955
Valuation allowance	(73,081)	(8,955)

Net deferred income tax assets	–	–

NORTHWEST OIL & GAS TRADING COMPANY, INC.
Notes to the financial statements
Years ended May 31, 2019 and 2018
(Expressed in U.S. dollars

7. Subsequent Event

Subsequent to May 31, 2019, the Company received share subscriptions proceeds of $92,207 pursuant to a private placement of shares of common stock to be issued at $1.20 and $1.25 per share.