Form 10-Q
period 2019-08-31
NORTHWEST OIL & GAS TRADING COMPANY, INC.
filed 2019-10-23
CIK 1762533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 333-229036

NORTHWEST OIL & GAS TRADING COMPANY, INC.

 (Exact name of Registrant as specified in its charter)

Nevada	1311	82-3552932
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

 4650 Wedekind Road, #2
Sparks, Nevada 89431
(775) 882-7549

  (Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	Yes ☒

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of the date of filing of this report, there were outstanding 21,400,000 shares of the issuer’s common stock, par value $0.001 per share.

PART I – FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Item Regulation S-X, Rule 10-01(c) Interim Financial Statements, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended August 31, 2019, are not necessarily indicative of the results that can be expected for the year ended December 31, 2019.

NORTHWEST OIL & GAS TRADING COMPANY, INC.

Condensed Financial Statements

For the Three Months Ended August 31, 2019

(Expressed in US Dollars)

(unaudited)

NORTHWEST OIL & GAS TRADING COMPANY, INC.
Condensed balance sheets
(Expressed in US dollars)

	August 31, 2019 $	May 31, 2019 $
	(unaudited)
ASSETS

Current assets

Cash	35,807	1,020

Total assets	35,807	1,020

Current liabilities

Accounts payable and accrued liabilities	35,078	6,979
Due to related parties (Note 5)	39,685	39,685
Loans payable to related parties (Note 5)	275,732	277,262

Total liabilities	350,495	323,926

Nature of operations and continuance of business (Note 1)
Subsequent event (Note 7)

Stockholders’ deficit

Common stock, 75,000,000 shares authorized, $0.001 par value 21,410,000 shares issued and outstanding	21,410	21,410
Additional paid-in capital	3,690	3,690
Stock subscriptions received (Note 6)	80,295	–
Deficit	(420,083)	(348,006)

Total stockholders’ deficit	(314,688)	(322,906)

Total liabilities and stockholders’ deficit	35,807	1,020

(The accompanying notes are an integral part of these condensed financial statements)

NORTHWEST OIL & GAS TRADING COMPANY, INC.
Condensed statements of operations and comprehensive loss
(Expressed in US dollars)
(unaudited)

	For the three months ended August 31, 2019 $	For the three months ended August 31, 2018 $

Operating expenses

Consulting fees	19,396	–
General and administrative	6,001	2,025
Investment in oil technology costs (Note 4)	20,000	–
Professional fees	11,080	5,500
Transfer agent and filing fees	15,600	650

Total operating expenses	72,077	8,175

Net loss and comprehensive loss for the period	(72,077)	(8,175)

Loss per share, basic and diluted	–	–

Weighted average shares outstanding	21,410,000	21,410,000

(The accompanying notes are an integral part of these condensed financial statements)

NORTHWEST OIL & GAS TRADING COMPANY, INC.
Condensed statements of stockholders’ deficit
(unaudited)
(Expressed in US dollars)

	Common Stock #	Amount $	Additional Paid In Capital $	Stock Subscriptions Received $	Deficit $	Total $

Balance, May 31, 2019	21,410,000	21,410	3,690	–	(348,006)	(322,906)
Stock subscriptions received	–	–	–	80,295	–	80,295
Net loss for the period	–	–	–	–	(72,077)	(72,077)

Balance, August 31, 2019	21,410,000	21,410	3,690	80,295	(420,083)	(314,688)

Balance, May 31, 2018	21,410,000	21,410	3,690	–	(42,642)	(17,542)
Net loss for the period	–	–	–	–	(8,175)	(8,175)

Balance, August 31, 2018	21,410,000	21,410	3,690	–	(50,817)	(25,717)

(The accompanying notes are an integral part of these condensed financial statements)

NORTHWEST OIL & GAS TRADING COMPANY, INC.
Condensed statements of cash flows
(Expressed in US dollars)
(unaudited)

	For the three months ended August 31, 2019 $	For the three months ended August 31, 2018 $

Operating activities

Net loss for the period	(72,077)	(8,175)

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	28,099	7,250

Net cash used in operating activities	(43,978)	(925)

Financing activities

Stock subscriptions received	80,295	–
Repayment of related party loans payable	(1,530)	–

Net cash provided by financing activities	78,765	–

Change in cash	34,787	(925)

Cash, beginning of period	1,020	4,110

Cash, end of period	35,807	3,185

Supplemental disclosures:

Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these condensed financial statements)

NORTHWEST OIL & GAS TRADING COMPANY, INC.
Notes to the condensed financial statements
For the Three Months Ended August 31, 2019 and 2018
(Expressed in US dollars)
(unaudited)

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

These condensed financial statements have been prepared on a going concern basis, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these condensed financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. As at August 31, 2019, the Company had not yet recorded any revenues, has a working capital deficit of $314,688, and has an accumulated deficit of $420,083. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.
Summary of Significant Accounting Policies

(a)
Basis of Presentation

These condensed financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in US dollars. The Company’s fiscal year-end is May 31.

(b)
Use of Estimates

The preparation of these condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the recoverability of oil and gas leases, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

(c)
Interim Condensed Financial Statements

These interim condensed financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

NORTHWEST OIL & GAS TRADING COMPANY, INC.
Notes to the condensed financial statements
For the Three Months Ended August 31, 2019 and 2018
(Expressed in US dollars)
(unaudited)

2.
Summary of Significant Accounting Policies (continued)

(d)
Basic and Diluted Net Loss per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As of August 31 and May 31, 2019, the Company had no potentially dilutive shares.

(e)
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

3.
Oil and Gas Leases

	August 31, 2019 $	May 31, 2019 $

Hardcastle	43,987	43,987
Whittaker	215,048	215,048
Ennis	12,500	12,500
Daviess	12,500	12,500
Impairment	(284,035)	(284,085)

	–	–

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

NORTHWEST OIL & GAS TRADING COMPANY, INC.
Notes to the condensed financial statements
For the Three Months Ended August 31, 2019 and 2018
(Expressed in US dollars)
(unaudited)

3.
Oil and Gas Leases (continued)

During the year ended May 31, 2019, the Company recorded an impairment loss of $284,035 as the Company was unable to provide an independent reserve report to support the continued capitalization of the properties. However, the Company continues to hold the rights and ownership of the properties.

4.
Investment in Oil Refinery Technology

The Company invested in an advanced unique oil refinery technology for $20,000. The investment entitles the Company to 25% of the future net earning which might be generated from the distribution of this technology. As the investment is not the core business of the Company and there is no reasonable certainty that the investment will result in positive net earnings, the Company has expensed the amount as incurred.

5.
Related Party Transactions

(a)
As at August 31, 2019, the Company owes $30,500 (May 31, 2019 - $30,500) to the President and Chief Executive Officer (“CEO”) of the Company, which is non-interest bearing, unsecured, and due on demand.

(b)
As at August 31, 2019, the Company owes $275,732 (May 31, 2019 - $277,262) to a company controlled by the President and CEO of the Company, which is non-interest bearing, unsecured, and due on demand.

(c)
As at August 31, 2019, the Company owed $7,225 (May 31, 2019 - $7,225) to the former President and CEO of the Company, which is non-interest bearing, unsecured, and due on demand.

(d)
As at August 31, 2019, the Company owed $1,960 (May 31, 2019 - $1,960) to a director of the Company, which is non-interest bearing, unsecured and due on demand.

6.
Common Stock

During the three months ended August 31, 2019, the Company received $80,295 pursuant to a private placement of shares of common stock at $1.20 to $1.25 per share.

7.
Subsequent Event

Subsequent to August 31, 2019, the Company received share subscription proceeds of $95,863 pursuant to a private placement of shares of common stock to be issued at $1.20 and $1.25 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of such financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate these estimates, including those related to useful lives of real estate assets, bad debts, impairment, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates. The analysis set forth below is provided pursuant to applicable SEC regulations and is not intended to serve as a basis for projections of future events. See “Cautionary Statement Regarding Forward Looking Statements” above.

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
New well 5
New well 6
New well 7
New well 8
New well 9
New well 10

Sum	$7,800	$28,200	$61,300	$99,800	$197,100

	Month 13-15	Month 16-18	Month 19-21	Month 22-24	Total

Expenditures
Payroll	$6,000	$6,000	$9,000	$9,000	$30,000
Travel	$2,500	$2,500	$2,500	$2,500	$10,000
Accounting	$3,000	$3,000	$3,000	$3,000	$12,000
Legal	$2,000	$2,000	$2,000	$2,000	$8,000
Auditing	$3,000	$3,000	$3,000	$3,000	$12,000
Oil Field
Operator	$1,500	$1,500	$1,500	$1,500	$6,000
Maintenance	$3,000	$3,000	$3,000	$3,000	$12,000
Work over	$10,000	$0	$0	$0	$10,000
New drilling	$225,000	$225,000	$0	$0	$450,000
Marketing
Promotion	$3,000	$3,000	$3,000	$3,000	$12,000
Investor Relations	$6,000	$6,000	$6,000	$6,000	$24,000

Sum	$265,000	$255,000	$33,000	$33,000	$586,000

Earnings
Sale of oil
Hardcastle	$1,500	$1,500	$1,500	$1,500	$6,000
Whittaker	$12,500	$12,500	$12,500	$12,500	$50,000,00
Daviess	$9,000	$9,000	$9,000	$9,000	$36,000
Ennies	$16,800	$16,800	$16,800	$16,800	$67,200
New well 1	$18,000	$18,000	$18,000	$18,000	$72,000,00
New well 2	$18,000	$18,000	$18,000	$18,000	$72,000
New well 3	$18,000	$18,000	$18,000	$18,000	$72,000
New well 4	$18,000	$18,000	$18,000	$18,000	$72,000
New well 5	$12,000	$18,000	$18,000	$18,000	$66,000
New well 6	$12,000	$18,000	$18,000	$18,000	$66,000
New well 7	$12,000	$18,000	$18.000	$18,000	$66,000
New well 8		$12,000	$18,000	$18,000	$48,000
New well 9		$12,000	$18,000	$18,000	$48,000
New well 10		$12,000	$18,000	$18,000	$48,000

Sum	$147,800	$201,800	$219,800	$219,800	$789,200

Liquidity and Results of Operations

Total operating expenses was $72,077 for the three months ended August 31, 2019, as compared to $8,175 for the three months ended August 31, 2018 which included $20,000 investment in oil technology costs and $19,396 in consulting expenses relating to our business objectives and strategies, and increase of $6,080 of professional fees and $14,950 in transfer agent and filing fees relating to our SEC filing requirements. The Company was inactive in the comparative period.

Liquidity and Capital Resources

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

As at August 31, 2019, the Company had cash and total assets of $35,807 compared to $1,020 as at May 31, 2019. The increase is due to additional share subscriptions received during the period which will be used for the advancement of the Company’s business objectives and strategies. The Company had total liabilities of $350,495 as at August 31, 2019 compared to $323,926 as at May 31, 2019. There was an increase in accounts payable and accrued liabilities of $28,099 due to timing of payment of expenditures as they became due. The Company also repaid $1,530 of loans due to a related party. As at August 31, 2019, the Company had a working capital deficit of $314,688 compared to a working capital deficit of $322,906. The decrease in working capital deficit is due to additional proceeds received from share subscriptions.

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

Critical Accounting Policies

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures about contingent assets and liabilities. We base these estimates and assumptions on historical experience and on various other information and assumptions that are believed to be reasonable under the circumstance. Estimates and assumptions about future events and their effects cannot be perceived with certainty and, accordingly, these estimates may change as additional information is obtained, as more experience is acquired, as our operating environment changes and as new events occur. Our critical accounting policies are listed in the notes to our audited financial statements included on Form 10-K.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluations of Disclosure Controls and Procedures

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on such evaluation, our management concluded that our internal control over financial reporting were ineffective as of August 31, 2019 due to the lack of an established Audit Committee to provide oversight of management.

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

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, misstatements, errors, and instances of fraud, if any, within our company have been or will be prevented or detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls also can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, internal controls may become inadequate as a result of changes in conditions, or through the deterioration of the degree of compliance with policies or procedures.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Company has no knowledge of existing or pending legal proceedings against the Company, nor is the Company involved as a plaintiff in any proceeding or pending litigation. There are no proceedings in which any of the Company’s directors, officers or any of their respective affiliates, or any beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 2.   RECENT SALES OF UNREGISTERED SECURITIES

We issued a total of 410,000 shares to 41 separate accredited foreign shareholders on March 31, 2018, pursuant to a private placement of our common stock exempt from registration under Regulation S of the Securities Act of 1933, for total proceeds of approximately $4,100. We issued an additional 21,000,000 shares to three founding shareholders for services rendered in connection with the formation and organization of the Company issued pursuant to a private placement of our common stock exempt from registration under Regulation S of the Securities Act of 1933 for a total value of approximately $21,000. During the three months ended August 31, 2019, the Company received $80,295 pursuant to a private placement of shares of common stock at $1.20 to $1.25 per share. These shares were issued to only accredited investors pursuant to exemptions from registration set forth in Regulation D and Regulation S of the Securities Act of 1933.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.    OTHER INFORMATION

None

ITEM 5.   EXHIBITS

INDEX TO EXHIBITS

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST OIL & GAS TRADING COMPANY, INC. (Registrant)

Signature	Title	Date

/s/ Joachim Haas
Joachim Haas	Chief Executive Officer	October 22, 2019
Principal Executive Officer
/s/ Thomas Hoeder
Thomas Hoeder	Chief Financial Officer Principal Financial Officer	October 22, 2019