Form 10-Q
period 2019-11-30
NORTHWEST OIL & GAS TRADING COMPANY, INC.
filed 2020-01-28
CIK 1762533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2019

or

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

As of the date of filing of this report, there were outstanding 21,563,245 shares of the issuer’s common stock, par value $0.001 per share.

PART I – FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Item Regulation S-X, Rule 10-01(c) Interim Financial Statements, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended November 30, 2019, are not necessarily indicative of the results that can be expected for the year ended December 31, 2019.

NORTHWEST OIL & GAS TRADING COMPANY, INC.

Condensed Interim Financial Statements

For the Six Months Ending November 30, 2019

(Expressed in US Dollars)

(unaudited)

NORTHWEST OIL & GAS TRADING COMPANY, INC.
Condensed interim balance sheets
(expressed in US dollars)

	November 30, 2019 $	May 31, 2019 $
	(unaudited)
ASSETS

Current Assets

Cash	1,796	1,020
Prepaid expenses	957	-

Total Current Assets	2,753	1,020

Non-current assets

Advance for oil and gas properties (Note 4)	29,000	-

Total Assets	31,753	1,020

Current Liabilities

Accounts payable and accrued liabilities	42,795	6,979
Due to related parties (Note 6)	53,388	39,685
Loans payable to related parties (Note 6)	275,732	277,262

Total Current Liabilities	371,915	323,926

Nature of operations and continuance of business (Note 1)
Commitments (Note 8)
Subsequent events (Note 9)

Stockholders’ Deficit

Common stock, 75,000,000 shares authorized, $0.001 par value 21,410,000 shares issued and outstanding	21,410	21,410
Additional paid-in capital	3,690	3,690
Share subscriptions received (Note 7)	188,295	-
Shares issuable (Note 7)	12,300	-
Deficit	(565,857)	(348,006)

Total Stockholders’ Deficit	(340,162)	(322,906)

Total Liabilities and Stockholders’ Deficit	31,753	1,020

(The accompanying notes are an integral part of these condensed interim financial statements)

NORTHWEST OIL & GAS TRADING COMPANY, INC.
Condensed interim statements of operations and comprehensive loss
(expressed in US dollars)
(unaudited)

	For the three months ended November 30, 2019 $	For the three months ended November 30, 2018 $	For the six months ended November 30, 2019 $	For the six months ended November 30, 2018 $

Operating expenses

Consulting	74,297	–	93,693	–
General and administrative	13,312	379	19,313	654
Investor relations	12,300	–	12,300	–
Oil refinery costs (Note 5)	25,000	–	45,000	–
Professional fees	9,750	3,500	20,830	9,000
Property maintenance	6,900	575	6,900	2,325
Transfer agent fees	4,215	375	19,815	1,025

Total operating expenses	145,774	4,829	217,851	13,004

Net loss and comprehensive loss for the period	(145,774)	(4,829)	(217,851)	(13,004)

Loss per share, basic and diluted	(0.01)	–	(0.01)	–

Weighted average shares outstanding	21,410,000	21,410,000	21,410,000	21,410,000

(The accompanying notes are an integral part of these condensed interim financial statements)

NORTHWEST OIL & GAS TRADING COMPANY, INC.
Condensed interim statements of stockholders’ deficit
(expressed in US dollars)
(unaudited)

	Common Shares
	Number of Shares	$	Additional Paid-In Capital $	Share subscriptions received $	Shares issuable $	Deficit $	Total $

Balance, May 31, 2019	21,410,000	21,410	3,690	-	-	(348,006)	(322,906)
Subscriptions received	-	-	-	80,295	-	-	80,295
Net loss for the period	-	-	-	-	-	(72,077)	(72,077)

Balance, August 31, 2019	21,410,000	21,410	3,690	80,295	-	(420,083)	(314,688)

Subscriptions received	-	-	-	108,000		-	108,000
Shares issuable for services	-	-	-	-	12,300	-	12,300
Net loss for the period	-	-	-	-	-	(145,774)	(145,774)

Balance, November 30, 2019	21,410,000	21,410	3,690	188,295	12,300	(565,857)	(340,162)

Balance, May 31, 2018	21,410,000	21,410	3,690	-	-	(42,642)	(17,542)
Net loss for the period	-	-	-	-	-	(8,175)	(8,175)

Balance, August 31, 2018	21,410,000	21,410	3,690	-	-	(50,817)	(25,717)

Net loss for the period	-	-	-	-	-	(4,829)	(4,829)

Balance, November 30, 2018	21,410,000	21,410	3,690	-	-	(55,646)	(30,546)

(The accompanying notes are an integral part of these condensed interim financial statements)

NORTHWEST OIL & GAS TRADING COMPANY, INC.
Condensed interim statements of cash flows
(unaudited)
(expressed in US dollars)

	For the six months ended November 30, 2019 $	For the six months ended November 30, 2018 $

Operating activities

Net loss	(217,851)	(13,004)

Adjustments to reconcile net loss to net cash used in operating activities:
Shares issuable for services	12,300	–

Changes in operating assets and liabilities:
Prepaid expenses	(957)	–
Accounts payable and accrued liabilities	35,816	3,550

Net cash used in operating activities	(170,692)	(9,454)

Investing activities

Advances for acquisition of oil and gas properties	(29,000)	–

Net cash used in investing activities	(29,000)	–

Financing activities

Share subscriptions received	188,295	–
Proceeds from related party advances	20,500	5,375
Repayments of related party advances	(6,797)	–
Repayment of related party loans payable	(1,530)	–

Net cash provided by financing activities	200,468	5,375

Change in cash	776	(4,079)

Cash, beginning of period	1,020	4,110

Cash, end of period	1,796	31

Supplemental disclosures:

Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these condensed interim financial statements)

NORTHWEST OIL & GAS TRADING COMPANY, INC.
Notes to the condensed interim financial statements
For the six months ended November 30, 2019 and 2018
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

These condensed interim financial statements have been prepared on a going concern basis, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these condensed financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. As at November 30, 2019, the Company had not yet recorded any revenues, has a working capital deficit of $369,162, and has an accumulated deficit of $565,857. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available. These condensed interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.
Summary of Significant Accounting Policies

(a)
Basis of Presentation

These condensed interim financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in US dollars. The Company’s fiscal year-end is May 31.

(b)
Use of Estimates

The preparation of these condensed interim financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the recoverability of advances for oil and gas properties, fair value of stock-based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

(c)
Condensed Interim Financial Statements

These condensed interim financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

NORTHWEST OIL & GAS TRADING COMPANY, INC.
Notes to the condensed interim financial statements
For the six months ended November 30, 2019 and 2018
(expressed in US dollars)
(unaudited)

2.
Summary of Significant Accounting Policies (continued)

(d)
Basic and Diluted Net Loss per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As of November 30 and May 31, 2019, the Company had no potentially dilutive shares.

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

3.
Oil and Gas Leases

	November 30, 2019 $	May 31, 2019 $

Hardcastle	43,987	43,987
Whittaker	215,048	215,048
Ennis	12,500	12,500
Daviess	12,500	12,500
Impairment	(284,035)	(284,035)

	-	-

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

Daviess

On June 16, 2018, the Company acquired a 51% net revenue interest and 71% working interest in two wells located in the county of Daviess, Kentucky from Magna Bures Oil LLC

During the year ended May 31, 2019, the Company recorded an impairment loss of $284,035 as the Company was unable to provide an independent reserve report to support the continued capitalization of the properties. However, the Company continues to hold the rights and ownership of the properties.

NORTHWEST OIL & GAS TRADING COMPANY, INC.
Notes to the condensed interim financial statements
For the six months ended November 30, 2019 and 2018
(expressed in US dollars)
(unaudited)

4.
Advances on Oil & Gas Properties

The Company entered into a Purchase Agreement on October 9, 2019 with Mystic Energy Services (USA) Inc. (“Mystic”) to purchase 10 wells for $98,750. Once the Company fulfills the payment, all drilling rights, equipment, and future production becomes the property of the Company. The Company will acquire 84% working interest in the 10 wells and a 62.64% net revenue interest. The wells are located in state of Kentucky.

The payment terms of the agreement are as follows:

9 days after acceptance of agreement	$9,000	(paid)
November 2019	$20,000	(paid)
December 2019	$20,000	(paid – refer to Note 9(d))
January 2020	$20,000	(paid – refer to Note 9(d))
February 2020	$20,000
March 2020	$9,750

Total	$98,750

The Company will not acquire any working interest on the property until the full payment has been made, in accordance with the agreement.

5.
Investment in Oil Refinery Technology

The Company invested in an advanced unique oil refinery technology for a total aggregate of $45,000. The investment entitles the Company to 25% of the future net earning which might be generated from the distribution of this technology. As the investment is not the core business of the Company and there is no reasonable certainty that the investment will result in positive future net earnings, the Company has expensed the amount as incurred.

6.
Related Party Transactions

(a)
As at November 30, 2019, the Company owed $23,703 (May 31, 2019 - $30,500) to the President and Chief Executive Officer (“CEO”) of the Company, which is non-interest bearing, unsecured, and due on demand.

(b)
As at November 30, 2019, the Company owed $275,732 (May 31, 2019 - $277,262) to Northwest Oil & Gas Trading Company Inc. (Delaware), a company that is controlled by the President and CEO of the Company, which is non-interest bearing, unsecured, and due on demand.

(c)
As at November 30, 2019, the Company owed $7,225 (May 31, 2019 - $7,225) to the former President and CEO of the Company, which is non-interest bearing, unsecured, and due on demand.

(d)
As at November 30, 2019, the Company owed $1,960 (May 31, 2019 - $1,960) to the Director of the Company, which is non-interest bearing, unsecured and due on demand.

(e)
As at November 30, 2019, the Company owed $20,500 (May 31, 2019 - $nil) to Northwest Oil & Gas Trading Ltd. (UK), a company controlled by the President and CEO of the Company, which is non-interest bearing, unsecured, and due on demand.

(f)
During the six months ended November 30, 2019, the Company incurred $20,074 (2019 - $nil) consulting fees to Northwest Smart Technology AG, a company controlled by the President and CEO of the Company.

NORTHWEST OIL & GAS TRADING COMPANY, INC.
Notes to the condensed interim financial statements
For the six months ended November 30, 2019 and 2018
(expressed in US dollars)
(unaudited)

7.
Common Stock

(a)
During the six months ended November 30, 2019, the Company received $188,295 pursuant to a private placement of shares of common stock of $1.20 to $1.25 per share. The shares were issued subsequent to November 30, 2019.

(b)
During the six months ended November 30, 2019, the Company entered into IR agreements to issue common shares with a fair value of $12,300. The amounts were recorded as shares issuable at the fair value of the common shares on the date that the shares became issuable. Refer to Notes 8(a) and (b).

8.
Commitments

(a)
On July 15, 2019, the Company entered into an IR agreement with a related company, Northwest Smart Technology AG. The Company agreed to pay Northwest Smart Technology AG 1,000 common shares per month, payable at the end of each quarter, subject to approval at the annual general Shareholder’s Meeting of the Company. The agreement provides for travel expenses but no remuneration other than the 6.5% commission on funds raised.

(b)
On July 22, 2019, the Company entered into an IR agreement with SS Finansal, an unrelated company. The Company agreed to pay 1,000 common shares per month, payable at the end of each quarter, subject to approval at the annual general Shareholder’s Meeting of the Company. The agreement provides for travel expenses but no remuneration other than the 6.5% commission on funds raised.

(c)
The Company entered into an operations agreement with Mystic for a period of 6 months for the operations of the wells located at Kentucky as disclosed in Note 4. The agreement will automatically renew for a period of one year if no notice is provided thirty days prior to the end of the six-month period. The Company agreed to pay $2,500 per month for each state where assets are to be overseen, an additional $1,000 per state shall be added for additional work in other states, a pumping fee of $75 per well per month, and all out-of-pocket expenses incurred by Mystic.

9.
Subsequent Events

(a)
Subsequent to November 30, 2019, the Company received share subscription proceeds of $463,232 pursuant to a private placement of shares of common stock to be issued at $1.20, and the shares have not been issued as of the date of filing.

(b)
On December 3, 2019, the Company issued 88,000 common shares at $1.25 per share for proceeds of $110,000 which was received prior to November 30, 2019. Refer to Note 7(a).

(c)
On December 3, 2019, the Company issued 65,245 common shares for proceeds of $78,295 which was received prior to November 30, 2019. Refer to Note 7(a).

(d)
Subsequent to November 30, 2019, the Company paid Mystic $40,000 relating to the purchase of the working interest in the Kentucky wells as disclosed in Note 4.

(e)
Subsequent to November 30, 2019, the Company received a loan of $82,500 from a company controlled by the President and CEO of the Company, which is non-interest bearing, unsecured, and due on demand.

(f)
On December 28, 2019, the Company entered into a joint venture arrangement with Pegasus Oilfield Services LLC, a Wyoming company, whereby both parties agreed to develop, explore, and exploit crude oil and natural gas located in the state of Kansas. The joint venture will concentrate mainly on the Cisco oil and gas field for the exploration and extraction of helium. The joint venture will be shared equally for all costs and profits.

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

71% Working Interest

51% Net Revenue Interest

This wells are operated by Mystic Energy Services LLC.

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

During the three months periode ending November 30, 2019 the Company signed an operating agreement with Mystic Energy Services LLC. Mystic Energy Services LLC is now our contractor for the operation services of all Kentucky Wells as well for some future United States developments. Each of their supervisors have over 20-year experience in the oil and gas industry.

We also signed a „Sale and Purchase Agreement“ about the purchase of 10 wells in Kentucky for the complete sum of $98,750 payable in tranches until March 2020. The Company is buying 10 wells in total – 7 of the wells are currently producing crude oil, 2 must be plugged, however all drilling rights in the leases, equipment, and future production becomes the property of the Company once this agreement is fulfilled. An 84% (Eighty four percent) working interest and a 62.63% (Sixty-two-point six three percent) Net Revenue Interest will be assigned to NWO upon completion of this agreement.

This purchase was selected because it allows a company increase in both profits and assets at a low cost but with a high ownership percentage. The wells are in the same general area of Kentucky where NWOG currently has assets. These wells are already generating a profit of about $26,750 per year as is. This will automatically provide a return on investment money of about 27% per year. Two of the wells involved have no revenue value but were included in the deal for the equipment it will provide for other NWOG assets in need of maintenance, specifically the Ennis location. The tank will be removed and placed on the Ennis. The equipment savings alone that we will use on other NWOG assets will have us $20,300 dollars.

If work is performed on all the wells, which will include a swab, diesel wash, repairs of downhole equipment (if needed) then the production of these wells should increase to over 1,000 barrels of oil per year (or more). For each well an additional $4,000 per well should be considered to bring production to its highest point, however, not every well will need be done and not every well will have an additional $4,000 maintenance cost. That will be determined later and as funds become available for these re-works. The work suggested will be, per well, 10 hours of rig time, parts, chemical, swabs, dozer time, and crew. From the information already provided to NWOG, the records indicate some of the wells produced over 10 barrels of oil per day when initial production began, third party (Black Gold Oil) has verified the information provided as accurate.

Liquidity and Results of Operations

Total operating expenses was $145,774 for the three months period ended November 30, 2019, as compared to $4,829 for the three months ended November 30, 2018 and $217,851 for the six months period ended November 30, 2019, as compared to $13,004 for the six months ended November 30, 2018. The Company was inactive in the comparative period of the year 2018.

The increase is mainly attributable to professional fees incurred in this period because of the preparatory work in view of the listing of the shares, as well transfer agent and filing fees and cost related to an investment in an advanced oil technology.

Liquidity and Capital Resources

The Company’s principal sources and uses of funds are investments from accredited investors or from financing from management and officers. During the six months ended November 30, 2019 net cash provided by financing activities increased from $5,375 (November 30, 2018) to $200,468 (November 30, 2019) mainly based on share subscriptions received in the amount of $188,295.

The Company would need to raise additional capital in order to meet its business plan. Management intends to secure additional funds using borrowing or the further sale of securities to accredited investors in the future. There is no assurance that we may secure funding, or whether it can do so on terms acceptable to us, or at all, and its liquidity would be severely compromised.

The Company entered into an operations agreement with Mystic Energy Services (USA) (“Mystic”) for a period of 6 months for the operations of the wells located at Kentucky. The Company agreed to pay $2,500 per month, a pumping fee of $75 per well per month and all out-of-pocket expenses incurred by Mystic.

Further the Company entered into a Purchase Agreement on October 9, 2019 with Mystic to purchase 10 wells for $98,750. Once the Company fulfills the payment, all drilling rights, equipment, and future production becomes the property of the Company. The Company will acquire 84% working interest in the 10 wells and a 62.64% net revenue interest. During the three months period ended November 30, 2019 the company paid $29,000. This lead to an increase of total assets from $1,020 at May 31, 2019 to $31,753 at November 31, 2019. A further amount of $40,000 was paid subsequent to November. The Company will not acquire any working interest on the property until the full payment has been made, in accordance with the agreement.

During the six months period ending November 30, 2019 total current liabilities increased from $323,926 at May 31, 2019 to $371,915 at November 31, 2019 mainly caused by an increase of the accounts payable and accrued liabilities from $6,979 at May 31, 2019 to $42,795 at November 31, 2019.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on such evaluation, our management concluded that our internal control over financial reporting were ineffective as of November 30, 2019 due to the lack of an established Audit Committee to provide oversight of management.

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

During the three months ended August 31, 2019, the Company received $80,295 pursuant to a private placement of shares of common stock at $1.20 to $1.25 per share. During the three months ended November 30, 2019, the Company received $108,000 pursuant to a private placement of shares of common stock at $1.20 to $1.25 per share. These shares were issued to only accredited investors pursuant to exemptions from registration set forth in Regulation D and Regulation S of the Securities Act of 1933.

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

NORTHWEST OIL & GAS TRADING COMPANY, INC. (Registrant)

Signature	Title	Date

/s/ Joachim Haas
Joachim Haas	Chief Executive Officer	January 28, 2020
Principal Executive Officer
/s/ Thomas Hoeder
Thomas Hoeder	Chief Financial Officer Principal Financial Officer	January 28, 2020